Form 10-Q
period 2010-05-31
RODON, INC.
filed 2010-08-11
CIK 1466827

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 31, 2010

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 333-164454

RODON, INC

(Exact name of registrant as specified in its charter)

Nevada	5023	80-0347923
(State or jurisdiction of incorporation or organization)	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

NORTH JIANGUO STREET, 707 BUILDING,

    1 SECTION, 1204 ROOM
HANGZHOU, ZHEJIANG PROVINCE
CHINA 310004
(Address of principal executive offices)

Tel: (011) 86-136-00516915
(Issuer’s telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ]

Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 11, 2010
Common Stock, $0.001	4,750,000

RODON, INC

Form 10-Q

Rodon, Inc (A Development Stage Company) Balance Sheets
	May 31, 2010 (Unaudited)	November 30, 2009 (Audited)
Assets
Current Assets
Cash	$ 11,748	$ 17,673
Total current assets	11,748	17,673
Total assets	$ 11,748	$ 17,673
Liabilities and Stockholders’ Equity
Current Liabilities
Advances-related party	$ 335	$ 335
Total current liabilities	335	335
Total liabilities	335	335
Stockholders’ Equity

Common stock, $0.001 par value, 75,000,000 shares authorized;
4,750,000 shares issued and outstanding	4,750	4,750
Additional paid-in-capital	15,158	15,158
Deficit accumulated during the development stage	(8,495)	(2,570)
Total stockholders’ equity	11,413	17,338
Total liabilities and stockholders’ equity	$ 11,748	$ 17,673
The accompanying notes are an integral part of these financial statements.

Rodon, Inc (A Development Stage Company) Statements of Operations (Unaudited)
	Three Months ended May 31, 2010	Three Months ended May 31, 2009	Six Months ended May 31, 2010	From Inception on (January 29, 2009) to May 31, 2009	From Inception on (January 29, 2009) to May 31, 2010
Expenses
General and administrative expenses	$ -	$ 92	$ 5,925	$ 327	$ 8,495
Net loss from operations	-	(92)	(5,925)	(327)	(8,495)
Net loss	$ -	$ (92)	$ (5,925)	$ (327)	$ (8,495)
Loss per common share – Basic	$ (0.00)	(0.00)	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding-Basic	4,750,000	380,435	4,750,000	284,553
The accompanying notes are an integral part of these financial statements.

Rodon, Inc (A Development Stage Company) Statement of Cash Flows (Unaudited)
	Six Months ended May 31, 2010	From Inception on (January 29, 2009) to May 31, 2009	From Inception on (January 29, 2009) to May 31, 2010
Operating Activities
Net loss	$ (5,925)	$ (327)	$ (8,495)
Net cash used in operating activities	(5,925)	(327)	(8,495)
Financing Activities
Advances	-	335	335
Sale of common stock	-	2,500	19,908
Net cash provided by financing activities	-	2,835	20,243
Net increase (decrease) in cash and equivalents	(5,925)	2,508	11,748
Cash and equivalents at beginning of the period	17,673	-	-
Cash and equivalents at end of the period	$ 11,748	$ 2,508	$ 11,748
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -
Non-Cash Activities	$ -	$ -	$ -
The accompanying notes are an integral part of these financial statements.

Rodon, Inc

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2010

 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Rodon, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on January 29, 2009.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities". The Company intends to commence business operations by distributing porcelain stoneware tile produced in China in both the mass wholesale and retail market throughout North America.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception (January 29, 2009) through May 31, 2010, the Company has accumulated losses of $8,495.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended May 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2010.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $8,495 as of May 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Rodon, Inc

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2010

 (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Use of Estimates and Assumptions

The  preparation  of  financial  statements  in conformity with accounting principles generally  accepted  in  the  United States requires  management  to  make   estimates and assumptions that  affect  the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at  the  date  of  the  financial  statements  and the reported amounts of  revenues  and    expenses  during  the  reporting  period. Actual results could differ from those estimates.

Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar.

Financial Instruments

The carrying value of the Company’s financial instruments approximates their fair value because of the short maturity of these instruments.

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with Financial Accounting Standards Board Accounting Standards Codification 718 (FASB ASC 718) “Stock Compensation”.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

Income taxes are accounted for under the assets and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with FASB ASC 205 "Earnings per Share". FASB ASC 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic  EPS  is  computed   by  dividing  net  loss  available  to   common shareholders  (numerator)  by  the   weighted  average  number  of  shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Fiscal Periods

The Company's fiscal year end is November 30.

Rodon, Inc

(A Development Stage Company)

Notes to the Financial Statements

May 31, 2010

 (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended May 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

NOTE 4 - COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

a) On May 18, 2009, the Company issued 2,500,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $2,500.

b) On June 22, 2009, the Company issued 1,800,000 shares of common stock at a price of $0.005 per share for total cash proceeds of $8,628.

c) On June 26, 2009, the Company issued 450,000 shares of common stock at a price of $0.02 per share for total cash proceeds of $8,780.

NOTE 5 – RELATED PARTY TRANSACTIONS

Since the inception of the Company, a shareholder, officer and director of the Company has advanced cash to the Company in the aggregate amount of $335.  The amount is unsecured, non interest bearing and is due on demand.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Rodon, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on January 29, 2009.  Our registration statement was filed with the Securities and Exchange Commission on January 21, 2010 and was declared effective on June 25, 2010.

CURRENT BUSINESS OPERATIONS

We intend to commence business operations in the porcelain stoneware tile distribution. To date, we have not had any business operations other than the development of a business plan and the execution of a contract with our supplier, Advento Sanitary Ware (Hangzhou) Co., Ltd.

Porcelain stoneware tile is a newer ceramic cladding material developed in recent times. It is made from high quality clays mixed with feldspar, quartz, and natural mineral colored dyes.Recent advances in porcelain tile technology allow creation of new color patterns and surface finishes. Tiles up to one meter in size and even larger can now be manufactured. As a result, porcelain tile is used ever more widely the world over.

RESULTS OF OPERATION

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Six Month Period Ended May 31, 2010 Compared to the period from Inception (January 29, 2009) to May 31, 2009

Our net loss for the six month period ended May 31, 2010 was $5,925 compared to a net loss of $327 during the period from inception (January 29, 2009) to May 31, 2009. During the six month period ended May 31, 2010, we did not generate any revenue.

During the six month period ended May 31, 2010, we incurred general and administrative expenses of $5,925 compared to $327 incurred during the period from inception (January 29, 2009) to May 31, 2009. General and administrative expenses incurred during the six month period ended May 31, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 4,750,000 for the six month period ended May 31, 2010.

Three month period Ended May 31, 2010 Compared to the three month period ended May 31, 2009

Our net loss for the three month period ended May 31, 2010 was $nil compared to a net loss of $92 during the three period ended May 31, 2009.  During the three month period ended May 31, 2010, we did not generate any revenue.

During the three month period ended May 31, 2010, we incurred general and administrative expenses of $nil compared to $92 incurred during the three month period ended May 31, 2009.

The weighted average number of shares outstanding was 4,750,000 for the three month ended May 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended May 31, 2010

As at May 31, 2010, our current assets were $11,748 compared to $17,673 in current assets at November 30, 2009. As at May 31, 2010, our current liabilities were $335. Current liabilities were comprised entirely of $335 in advance from director.

Stockholders’ equity decreased from $17,338 as of November 30, 2009 to $11,413 as of May 31, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended May 31, 2010, net cash flows used in operating activities was ($5,925) consisting of a net loss of $5,925. Net cash flows used in operating activities was ($8,495) for the period from inception (January 29, 2009) to May 31, 2010.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended May 31, 2010, we did not generate net cash flows from financing activities. For the period from inception (January 29, 2009) to May 31, 2010, net cash provided by financing activities was $20,243 received from proceeds from issuance of common stock and advance from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

At May 31, 2010, our current assets consisted of $11,748 in cash. With these funds, we will only be able to satisfy our cash requirements for approximately twelve months, provided we do not organize any major events during that time period. Accordingly and as discussed above, we will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our November 30, 2009 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended May 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RODON, INC
Dated: August 11, 2010	By: /s/ Yun Bo Wang
Yun Bo Wang, President and Chief Executive Officer and Chief Financial Officer