Form 10-Q
period 2010-08-31
RODON, INC.
filed 2010-10-12
CIK 1466827

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 2010

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 12, 2010
Common Stock, $0.001	4,750,000

RODON, INC

Form 10-Q

Rodon, Inc (A Development Stage Company) Balance Sheets
	August 31, 2010 (Unaudited)	November 30, 2009 (Audited)
Assets
Current Assets
Cash	$ 246	$ 17,673
Prepaid expenses	7,500
Total current assets	7,746	17,673
Total assets	$ 7,746	$ 17,673
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payables and accrued liabilities	$ 600	$ 0
Advances-related party	335	335
Total current liabilities	935	335
Total liabilities	935	335
Stockholders’ Equity

Common stock, $0.001 par value, 75,000,000 shares authorized;
4,750,000 shares issued and outstanding	4,750	4,750
Additional paid-in-capital	15,158	15,158
Deficit accumulated during the development stage	(13,097)	(2,570)
Total stockholders’ equity	6,811	17,338
Total liabilities and stockholders’ equity	$ 7,746	$ 17,673
The accompanying notes are an integral part of these financial statements.

Rodon, Inc (A Development Stage Company) Statements of Operations (Unaudited)
	Three Months ended August 31, 2010	Three Months ended August 31, 2009	Nine Months ended August 31, 2010	From Inception on (January 29, 2009) to August 31, 2009	From Inception on (January 29, 2009) to August 31, 2010
Expenses
General and administrative expenses	$ 4,602	$ 2,188	$ 10,527	$ 2,515	$ 13,097
Net loss from operations	(4,602)	(2,188)	(10,527)	(2,515)	(13,097)
Net loss	$ (4,602)	$ (2,188)	$ (10,527)	$ (2,515)	$ (13,097)
Loss per common share – Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding-Basic	4,750,000	4,404,891	4,750,000	2,047,674
The accompanying notes are an integral part of these financial statements.

Rodon, Inc (A Development Stage Company) Statement of Cash Flows (Unaudited)
	Nine Months ended August 31, 2010	From Inception on (January 29, 2009) to August 31, 2009	From Inception on (January 29, 2009) to August 31, 2010
Operating Activities
Net loss	$ (10,527)	$ (2,515)	$ (13,097)
Changes in operating assets and liabilities
Prepaid expenses	(7,500)		(7,500)
Accounts payables and accrued liabilities	600		600
Net cash used in operating activities	(17,427)	(2,515)	(19,997)
Financing Activities
Advances	-	335	335
Sale of common stock	-	19,908	19,908
Net cash provided by financing activities	-	20,243	20,243
Net increase (decrease) in cash and equivalents	(17,427)	17,728	246
Cash and equivalents at beginning of the period	17,673	-	-
Cash and equivalents at end of the period	$ 246	$ 17,728	$ 246
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -
Non-Cash Activities	$ -	$ -	$ -
The accompanying notes are an integral part of these financial statements.

Rodon, Inc

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2010

 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Rodon, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on January 29, 2009. The Company is in the development stage as defined under Statement on Financial Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities". The Company intends to commence business operations by distributing porcelain stoneware tile produced in China in both the mass wholesale and retail market throughout North America.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception (January 29, 2009) through August 31, 2010, the Company has accumulated losses of $13,097.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended August 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2010.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $13,097  as of August 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Rodon, Inc

(A Development Stage Company)

Notes to the Financial Statements

August 31, 2010

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

August 31, 2010

 (Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended August 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

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

b) On June 20, 2009, the Company issued 1,800,000 shares of common stock at a price of $0.005 per share for total cash proceeds of $8,628.

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

Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol “RODN”.

CURRENT BUSINESS OPERATIONS

We intend to commence business operations in the porcelain stoneware tile distribution. To date, we have not had any business operations other than the development of a business plan and the execution of a contract with our supplier, Advento Sanitary Ware (Hangzhou) Co., Ltd.

Porcelain stoneware tile is a newer ceramic cladding material developed in recent times. It is made from high quality clays mixed with feldspar, quartz, and natural mineral colored dyes. Recent advances in porcelain tile technology allow creation of new color patterns and surface finishes. Tiles up to one meter in size and even larger can now be manufactured. As a result, porcelain tile is used ever more widely the world over.

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

Nine Month Period Ended August 31, 2010 Compared to the period from Inception (January 29, 2009) to August 31, 2009

Our net loss for the nine month period ended August 31, 2010 was $10,527 compared to a net loss of $2,515 during the period from inception (January 29, 2009) to August 31, 2009. During the nine month period ended August 31, 2010, we did not generate any revenue.

During the nine month period ended August 31, 2010, we incurred general and administrative expenses of $10,527 compared to $2,515 incurred during the period from inception (January 29, 2009) to August 31, 2009. General and administrative expenses incurred during the nine month period ended August 31, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 4,750,000 for the nine month period ended August 31, 2010.

Three month period Ended August  31, 2010 Compared to the three month period ended August 31, 2009

Our net loss for the three month period ended August 31, 2010 was $4,602 compared to a net loss of $2,188 during the three month period ended August 31, 2009.  During the three month period ended August 31, 2010, we did not generate any revenue.

During the three month period ended August 31, 2010, we incurred general and administrative expenses of $4,602 compared to $2,188 incurred during the three month period ended August 31, 2009.

The weighted average number of shares outstanding was 4,750,000 for the three month ended August 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended August 31, 2010

As at August 31, 2010, our current assets were $7,746 compared to $17,673 in current assets at November 30, 2009. Current assets were comprised of $246 in cash and $7,500 in prepaid expenses. As at August 31, 2010, our current liabilities were $935. Current liabilities were comprised of $335 in advance from director and $600 in accounts payables and accrued liabilities.

Stockholders’ equity decreased from $17,338 as of November 30, 2009 to $6,811 as of August 31, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended August 31, 2010, net cash flows used in operating activities was ($17,427) consisting of a net loss of ($10,527), prepaid expenses of ($7,500) and accounts payables and accrued liabilities of $600. Net cash flows used in operating activities was ($19,997) for the period from inception (January 29, 2009) to August 31, 2010.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended August 31, 2010, we did not generate net cash flows from financing activities. For the period from inception (January 29, 2009) to August 31, 2010, net cash provided by financing activities was $20,243 received from proceeds from issuance of common stock and advance from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances, debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

At August 31, 2010, our current assets consisted of $246 in cash and $7,500 in prepaid expenses. With these funds, we will only be able to satisfy our cash requirements for approximately three months, provided we do not organize any major events during that time period. Accordingly and as discussed above, we will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended August 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RODON, INC
Dated: October 12, 2010	By: /s/ Yun Bo Wang
Yun Bo Wang, President and Chief Executive Officer and Chief Financial Officer