Form 10-K
period 2010-11-30
AVICENNA GLOBAL CORP.
filed 2011-03-15
CIK 1466827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-164454

AVICENNA GLOBAL CORP.

(Name of Small Business Issuer in its charter)

Nevada	80-0347923
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

No 4/1062A, Beach Road

Calicut, Kerala, India 673032

(Address of principal executive offices)

+91 495 401 4357

Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐            Accelerated filer ☐         Non-accelerated filer ☐        Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐    No ☑

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter:  $0.00.

As of March 14, 2011 the registrant’s outstanding stock consisted of 47,500,000 common shares.

AVICENNA GLOBAL CORP.

PART I

Item 1.  Description of Business

Avicenna Global Corp. (“Avicenna”, “we”, “the Company”) was incorporated in the State of Nevada as Rodon, Inc as a for-profit company on January 29, 2009 and established a fiscal year end of November 30.  As at January 4, 2011, we changed its name to Avicenna Global Corp. by amending our Articles of Incorporation. We are a development stage company as defined by FASB ASC Topic 915-205 “Development Stage Entities” whose mission is to bridge globally established solutions, technologies and services with emerging markets to improve the quality of life and living standards by collaborating with innovators and distribution channels.

We have not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.  We have no plans to change our business activities.

General

Avicenna has diversified interests worldwide in innovative solutions and technology in the fields of medicine, health care, information technology, engineering and industrial services.

We strive to improve the quality of life and living standards of people around the globe and especially the emerging markets.  Towards the goal we have partnered with inventors and innovates to bring time tested and patented solutions with solid partnerships worldwide.

KKT Spinal Treatment

KKT is a patented, non-invasive technology that uses sound waves to easily and painlessly realign the spine to its natural position while regenerating tissue.

The KKT technology is designed to realign and restore the spine, utilizing each patient's unique sound frequencies to address core spinal distortions and disturbances.  KKT’s integrated diagnostic and treatment system along with its intensive orientation places it at the forefront of medical achievement.

KKT is highly effective for treating many spine-related conditions including: whiplash, herniated disks, neck and back pain, osteoarthritis, headaches and sciatica as well as many other conditions.

The "Ultimate Spine Treatment" KKT (Khan Kinetic Treatment) technology is a highly sophisticated, non-invasive, evidence-based medical treatment designed to easily and painlessly realign the spine and regenerate cellular tissue.  It utilizes your unique signature sound frequencies to address core spinal distortions and disturbances.  KKT’s integrated diagnostic and treatment system along with its intensive orientation places it ahead of all other treatment options.

The KKT treatment can have a significant impact on your physical health by:

•

Reducing or eliminating pain;

•

Promoting tissue regeneration to remedy narrowing and loss of normal disk height;

•

Arresting bone degeneration that lead to osteophytes or bone spurs;

•

Repairing and strengthening tendons and ligaments;

•

Enhancing coordination;

•

Increasing range of motion; and

•

Improving posture.

On January 17, 2011, we entered into a Memorandum of Understanding with KKT International Ltd. (“KKT”).  The MOU states that we will work with KKT to develop clinics using KKT’s technologies in Mumbai, India.

Plan of Operation

Our plan of operation is based on the accomplishment of the following milestones over the 12 month period planned for in our prospectus:

1.

We plan to begin our activities by working with KKT to open a spinal clinic in Mumbai, India.  We expect to complete this within 180 days after raising enough capital to implement our plan of operations.

2.

After we are successful in opening our first clinic in Mumbai, we will look to expand by opening a second location.  We expect to finish this stage within 360 days after raising enough capital to implement our plan of operations.

3.	We will also work at seeking out further business opportunities and solidify and implement the technologies that we are currently working with.

If we are unable to complete any aspect of our development or marketing efforts because we don’t have enough money, we will cease our development and/or marketing operations until we raise money.  Attempting to raise capital after failing in any phase of our business plan would be difficult.  As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Management does not plan to hire additional employees at this time.  Our President and Directors will be responsible for the initial product sourcing.  We intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.

We do not expect to be purchasing or selling plant or significant equipment during the next twelve months.

Research and Development

We have not spent any amounts on research and development activities during the year ended November 30, 2010.  We anticipate that we will not incur any expenses on research and development over the next 12 months.  Our planned expenditures on our operations or a business combination are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Employees and Employment Agreements

At present, we have no employees other than our officers and directors.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.  Our office is located at No 4/1062A, Beach Road, Calicut, Kerala, India 673032.

Item 3.  Legal Proceedings

We are currently unaware of any legal matters pending or threatened against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “RODN.OB”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of March 14, 2011, no shares of our common stock have traded.

Number of Holders

As of March 14, 2011, the 47,500,000 issued and outstanding shares of common stock were held by a total of 29 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended November 30, 2010 and 2009.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6.  Selected Financial Data

Not applicable to smaller reporting companies.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management.  The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our November 30, 2010 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.  Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans.  See “November 30, 2010 Audited Financial Statements – “Report of Independent Registered Public Accounting Firm.”

Management believes the amount of cash on hand and in our bank will not satisfy our cash requirements for the next twelve months or until such time those additional proceeds are raised.  We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing.  This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof.  However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Avicenna is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure.  Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Avicenna having to seek capital from other sources such as debt financing, which may not even be available to the company.  However, if such financing were available, because Avicenna is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate.  At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load.  If Avicenna cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations.  As a result, investors in Avicenna common stock would lose all of their investment.

The development and marketing of our products will start over the next 12 months.  Avicenna does not anticipate obtaining any further products or services.

Results of Operations

We did not generate any revenues for the fiscal year ended November 30, 2010, as well as no revenues for the fiscal year ended November 30, 2009.  We incurred operating expenses of $18,791 and $2,570, respectively, for fiscal years ended November 30, 2010 and November 30, 2009.

Our comprehensive net loss for the fiscal year ended November 30, 2010 was $18,801, compared to $2,570 for the fiscal year ended November 30, 2009.  Since the date of inception, we have incurred a comprehensive net loss of $21,371.  We do not currently have sufficient capital to fund our estimated expenditures for the fiscal year and intend to fund the expenditures through equity and/or debt financing.  There can be no assurance that financing will be available to us on acceptable terms, if at all.

Liquidity and Capital Resources

At November 30, 2010, we had $114 in cash in the bank and prepaid expenses of $5,000.

Our accounts payable and accrued liabilities at November 30, 2010 were $492.

Our stockholders' equity (deficit) was ($1,463) at November 30, 2010, as compared to $17,338 at November 30, 2009.

In the next 12 months, we do not intend to spend any substantial funds on research and development and do not intend to purchase any major equipment.

We do not anticipate any material commitments for capital expenditures in the near term.  While we continue to work towards 100% capacity, we feel that current cash on hand is insufficient to satisfy cash requirements.  If we are unable to continue to develop and implement a profitable business plan, we will be required to seek additional avenues to obtain funds necessary to sustain operations, including equity and/or debt financing.  There can be no assurance that financing will be available to us on acceptable terms, if at all.

Given that we have not achieved significant profitable operations to date, our cash requirements are subject to numerous contingencies and risk factors beyond our control, including operational and development risks, competition from well-funded competitors and our ability to manage growth.  We can offer no assurance that we will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections.  If our expenses exceed estimates, we will require additional monies during the next twelve months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Management's discussion and analysis of our financial condition and results of operations are based on the financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of such financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, Management will evaluate its estimates and will base its estimates on historical experience, as well as on various other assumptions in light of the circumstances surrounding the estimate, and the results will form the basis in making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources.  It should be noted, however, that actual results could materially differ from the amount derived from Management's estimates under different assumptions or conditions.

Loss per share is computed using the weighted average number of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period reported.  Our Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted, would have a material effect on the our current financial statements.

Because we are a small, development stage company, with only one director, we have not yet appointed an audit committee or any other committee of our Board of Directors.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8.  Financial Statements

AVICENNA GLOBAL CORP.

(A Development Stage Company)

Audited

November 30, 2010

Avicenna Global Corp (formerly: Rodon, Inc.) (A Development Stage Company) Balance Sheets (Audited)
	November 30, 2010	November 30, 2009
Assets
Current assets
Cash	$ 114	$ 17,673
Prepaid expenses	5,000
Total current assets	5,114	17,673
Total assets	$ 5,114	$ 17,673
Liabilities and Stockholders’ Equity(Deficit)
Current liabilities
Advances-related party	$ 6,085	$ 335
Accounts payables and accrued liabilities	492
Total current liabilities	6,577	335
Total liabilities	6,577	335
Stockholders’ equity (deficit)

Common stock, $0.001 par value, 75,000,000 shares authorized;
47,500,000 shares issued and outstanding	47,500	47,500
Additional paid-in-capital	4,280	4,280
Deficit accumulated during the development stage	(53,243)	(34,442)
Total stockholders’ equity (deficit)	(1,463)	17,338
Total liabilities and stockholders’ equity (deficit)	$ 5,114	$ 17,673
The accompanying notes are an integral part of these financial statements.

Avicenna Global Corp (formerly: Rodon, Inc.) (A Development Stage Company) Statements of Operations (Audited)
	Year Ended November 30, 2010	From Inception on (January 29, 2009) to November 30, 2009	From Inception on (January 29, 2009) to November 30, 2010
Expenses
General and administrative expenses	$ 18,791	$ 2,570	$ 21,371
Net loss from operations	(18,791)	(2,570)	(21,371)
Other income(expense)
Interest expense	(10)	-	(10)
Net loss	$ (18,801)	$ (2,570)	$ (21,371)
Loss per common share – Basic	$ (0.00)	$ (0.00)
Weighted Average Number of Common Shares Outstanding-Basic	47,500,000	28,513,070
The accompanying notes are an integral part of these financial statements.

Avicenna Global Corp (formerly: Rodon, Inc.) (A Development Stage Company) Statement of Stockholders’ Equity (Deficit) From Inception (January 29, 2009) to November 30, 2010 (Audited)
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated During development stage	Total
Balance at inception on January 29, 2009	-	$ -	$ -	$ -	$ -
May 18 , 2009
Common shares issued for cash at $0.0001	25,000,000	25,000	-	(22,500)	2,500
June 20, 2009
Common shares issued for cash at $0.0005	18,000,000	18,000	-	(9,372)	8,628
June 26, 2009
Common shares issued for cash at $0.002	4,500,000	4,500	4,280	-	8,780
Net loss				(2,570)	(2,570)
Balance as of November 30, 2009	47,500,000	$ 47,500	$ 4,280	$ (34,442)	$ 17,338
Net loss				(18,801)	(18,801)
Balance as of November 30, 2010	47,500,000	$ 47,500	$ 4,280	$ (53,243)	$ (1,463)

The accompanying notes are an integral part of these financial statements.

Avicenna Global Corp (formerly: Rodon, Inc.) (A Development Stage Company) Statement of Cash Flows (Audited)
	Year Ended November 30, 2010	From Inception on (January 29, 2009) to November 30, 2009	From Inception on (January 29, 2009) to November 30, 2010
Operating Activities
Net loss	$ (18,801)	$ (2,570)	$ 21,371)
Prepaid Expenses	(5,000)		(5,000)
Accounts payables and accrued liabilities	492		492
Net cash used in operating activities	(23,309)	(2,570)	(25,879)
Financing Activities
Advances	5,750	335	6,085
Sale of common stock	-	19,908	19,908
Net cash provided by financing activities	5,750	20,243	25,993
Net increase (decrease) in cash and equivalents	(17,559)	17,673	114
Cash and equivalents at beginning of the period	17,673	-	-
Cash and equivalents at end of the period	$ 114	$ 17,673	$ 114
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -	$ -
Taxes	$ -	$ -	$ -
Non-Cash Activities	$ -	$ -	$ -
The accompanying notes are an integral part of these financial statements.

Avicenna Global Corp.

(formerly: Rodon, Inc.)

(A Development Stage Enterprise)

Notes to the Audited Financial Statements

November 30, 2010

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Avicenna Global Corp. formerly Rodon. Inc (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on January 29, 2009.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities".  The Company intends to bridge globally established solutions, technologies and services with emerging markets to improve the quality of life and living standards by collaborating with innovators and distribution channels.

The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception (January 29, 2009) through November 30, 2010, the Company has accumulated losses of $21,371.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $53,243  as of November 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Avicenna Global Corp.

(formerly: Rodon, Inc.)

(A Development Stage Company)

Notes to the Audited Financial Statements

November 30, 2010

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

Avicenna Global Corp.

(formerly: Rodon, Inc.)

(A Development Stage Company)

Notes to the Audited Financial Statements

November 30, 2010

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements.  Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  This guidance was effective immediately and we adopted these new requirements for the period ended November 30, 2010.  The adoption of this guidance did not have a material impact on our financial statements.

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

NOTE 4 – INCOME TAXES (CONTINUED)

Components of net deferred tax assets, including a valuation allowance, are as follows at November 30, 2010 and 2009:

	2010	2009
Deferred tax assets:
Net operating loss carryforward	$ 7,476	$ 129
Total deferred tax assets	7,476	129
Less: Valuation allowance	(7,476)	(129)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of November 30, 2010 and 2009 was $7,476 and $129, respectively, which will begin to expire 2029.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of November 30, 2010 and 2009 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at November 30, 2010 and 2009:

	2010	2009
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%

Avicenna Global Corp

(formerly: Rodon, Inc.)

(A Development Stage Company)

Notes to the Audited Financial Statements

November 30, 2010

NOTE 5 - COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share.

a)

On May 18, 2009, the Company issued 25,000,000 shares of common stock at a price of $0.0001 per share for total cash proceeds of $2,500.

b)

On June 22, 2009, the Company issued 18,000,000 shares of common stock at a price of $0.0005 per share for total cash proceeds of $8,628.

c)

On June 26, 2009, the Company issued 4,500,000 shares of common stock at a price of $0.002 per share for total cash proceeds of $8,780.

NOTE 6 – RELATED PARTY TRANSACTIONS

Since the inception of the Company, a shareholder, officer and director of the Company has advanced cash to the Company in the aggregate amount of $6,085.  The amount is unsecured, non interest bearing and is due on demand.

NOTE 7 – OTHER INFORMATION

On November 3, 2010, the Company received a resignation notice from when Yung Bo Wang from all of his positions with the Company, including President, CEO, Principal Executive Officer, Treasurer, CFO, Principal Accounting Officer, Secretary, Treasurer and as Director.

Mr. Wang’s resignation was not due to any disagreement with the Company on any matter relating to its operations, policies or practices.

On November 3, 2010, the Company appointed Ummer Veedu as its new President, CEO, Principal Executive Officer, Treasurer, CFO, Principal Accounting Officer, Secretary, Treasurer and as Director.

Effective November 3, 2010 the Company has moved the location of its principal office to Grace 27/365A, P.O. Puthiyara, Calicut, Kerala, India.

On November 23, 2010, Rodon, Inc. (the “Company”), pursuant to a special vote by written consent of the majority of its shareholders, appointed Tariq Tyab to its Board of Directors.  The appointment of Mr. Tyab brings the number of directors sitting on the Company’s Board of Directors to two.

NOTE 8 – SUBSEQUENT EVENTS

On December 22, 2011 the Company passed a resolution by Majority to change the name of the Company to Avicenna Global Corp and effecting a 10-1 forward stock split of the Company’s issued and outstanding common shares.  Effective January 10, 2011, the Company will begin to trade on the Over the Counter Bulleting under the new ticker symbol “RODND”, which reflects the name change and forward split.  In addition, the Company has moved the location of its principal office to No 4/1062A, Beach Road, Calicut Kerala, India.

On January 17, 2011, Avicenna Global Corp. (the “Company”) entered into a Memorandum of Understanding (the “MOU”) with KKT International Ltd. (“KKT”).  KKT has acquired or developed a body of knowledge pertaining to therapeutic and diagnostic treatment of the spine.  The MOU states that the Company will work with KKT to develop clinics using KKT’s technologies in Mumbai, India.

On January 28, 2011, the Company, pursuant to a special vote by written consent of the majority of its shareholders, appointed Dr. Aslam Khan, Afnaz, Abootty Ahamed and Jawad Qureshi to its Board of Directors.  The appointment of Messrs. Khan, Ahamed and Qureshi brings the number of directors sitting on the Company’s Board of Directors to five.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Our auditors are De Joya Griffith & Company, LLC, Certified Public Accountants & Consultants, operating from their offices in Henderson, NV.  There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Company management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter of the fiscal year ended November 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Management is aware that there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters.  At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and that the potential benefits of adding additional employees to segregate duties more clearly do not justify the associated added expense.  Management will continue to evaluate this segregation of duties.  In addition, management is aware that many of our currently existing internal controls are undocumented.  Our management will be working to document such internal controls over the coming year.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of November 30, 2010 and as of the date of the filing of this report:

Name and Address	Age	Position(s) Held
Ummer Veedu	37	President, CEO, Treasurer, Principal Executive Officer, Chairman of the Board of Directors, and Secretary

Tariq Tyab	35	Director
Dr. Aslam Khan	45	Director
Afnaz Abootty Ahamed	32	Director
Jawad Qureshi	33	Director

Background of Directors and Executive Officers

Ummer Veedu has been has our President, CEO, Principal Executive Officer, Treasurer, CFO, Principal Accounting Officer, Secretary, Treasurer and Director since November 3, 2010.  Mr. Veedu has over 14 years of experience in managing and leading multimillion dollar IT projects in India, the United States and in Canada.  He has worked in a leadership capacity to manage and deliver critical projects for companies such as IBM, JP Morgan Chase and various state and governmental departments both in the U.S. and in Canada.  Since 2007, Mr. Veedu has been a Technical Architect and Technical Team Lead with the Alberta Employment, Immigration and Industry Cúram Implementation Project, a project for the Government of Alberta.  From 2004 to 2007, Mr. Veedu was the Application Architect and Senior Technical Consultant with the Department of Workforce Development Enhanced Automated Benefits Legal Enterprise Services, a Department of the State of Wisconsin.

Tariq Tyab has been a director on our Board of Directors since November 23, 2010.  Mr. Tyab has over 13 years of experience in corporate development and investor relations with both US and Canadian companies in a variety of industries such as medical technology, internet software start-ups, and oil and gas.  From March 2009 to May 2010, Mr. Tyab served as VP of Chosen Foods Corporation, a private company, in the capacity of marketing & business development.  From August 2007 to March 2009, Mr. Tyab served as President of EZShow.com, leading a staff of 20 in all aspects of product development, fundraising and marketing.  From January 2005 to August 2007, Mr. Tyab served as Corporate Communications manager for Meridian Medical Inc., a publically traded company, in the role of investor relations and marketing.  Mr. Tyab devotes approximately 10 hours a week to our business.

Dr. Aslam Khan has been a director on our Board of Directors since January 28, 2011.  For the past 15 years, Dr. Aslam Khan has been the founder and creative visionary behind the revolutionary non-invasive KKT spine treatment.  As the founder, CEO and chairman of KKT International, Dr. Khan has been involved in the research and development of KKT treatment technology and managing the company’s operations around the globe including Canada, Thailand, Taiwan, Germany, the Middle East and India.  Dr. Khan has co-authored several research articles that have been published in peer-reviewed medical journals such as “Spine”.  Dr. Khan and his research has determined that tissue regeneration and bio-synthesis activation offer new opportunities in medical research and has focused his collaborations with other world renown researchers specifically in this area.  Dr. Khan has developed new diagnostic analysis applications, exercise programs and spine related medical services and products.  Dr. Khan has been nominated for several innovation and medical breakthrough awards both locally and internationally.  Dr. Khan devotes approximately 10 hours a week to our business.

Afnaz Abootty Ahamed has been a director on our Board of Directors since January 28, 2011.  Mr. Ahamed has 12 years of experience in managing and leading multimillion dollar IT projects in the Middle East primarily in the U.A.E.  His experience range from various industries such as airline, media & broadcast, financial institution and governmental bodies.  He has worked in a leadership capacity to manage and deliver critical projects for several government agencies.  From 2009 to present he is the Projects & Services Director at Securetech LLC in the U.A.E. where he heads the organization service delivery and enterprise projects business unit.  From 2005 to 2009 Mr. Ahamed was a Technical Architect at ESCA in the U.A.E.  At ESCA Mr. Ahamed was responsible for designing and implementing the IT services infrastructure.  Mr. Ahamed devotes approximately 10 hours a week to our business.

Jawad Qureshi has been a director on our Board of Directors since January 28, 2011.  From June 2010 to present, Mr. Jawad Qureshi has served as President Of Simple Q Management Inc. where he assisted companies that were private and publically traded with his vast experience in areas of corporate restructuring, capital formation and corporate finance in the US stock markets.  From 2003 until June 2010 Mr. Qureshi worked at Auto West BMW in various positions, from business development to director of new car sales.  In his time at Auto West BMW, Mr. Qureshi was pioneering innovative sales and marketing methods that resulted in continuous organic double digit growth.  Mr. Qureshi devotes approximately 10 hours a week to our business.

Term of Office of Directors

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our Board of Directors and hold office until the officer dies or resigns or the Board elects a successor or removes the officer.

Key Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None.

Audit Committee Financial Expert

No determination has been made as to whether any member of the audit committee qualified as an audit committee financial expert as defined in Item 401 of Regulation S-K.

Code of Ethics

We have adopted an informal Code of Ethics that applies to our officers, directors, which we feel is sufficient at this time, given we are still in the start-up, development stage and have no employees, other than our officers and directors.

Item 11.  Executive Compensation.

The following table sets forth, as of November 30, 2010 compensation awarded to our Chief Executive Officer (CEO) for the last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compens-ation ($)	Total ($)
Ummer Veedu, President, CEO (1)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Yun Bo Wang, former CEO and director (2)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Tariq Tyab, director (3)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Dr. Aslam Khan, director (4)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Afnaz Abootty Ahamed, director (5)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Jawad Qureshi, director (6)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

(1)

Mr. Veedu has been our President, CEO, CFO, Secretary and Treasurer since November 3, 2010.

(2)

Mr. Wang was our President, CEO, CFO, Treasurer and Secretary from January 29, 2009 to November 3, 2010.

(3)

Mr. Tyab has been a director on our Board of Directors since November 23, 2010.

(4)

Dr. Khan has been a director on our Board of Directors since January 28, 2011.

(5)

Mr. Ahamed has been a director on our Board of Directors since January 28, 2011.

(6)

Mr. Qureshi has been a director on our Board of Directors since January 28, 2011.

Our current directors and executive officer have not and do not receive any compensation and have not received any restricted shares awards, options or any other payouts.

There are no current employment agreements between the Company and its executive officer or directors.  Our executive officer and directors have agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the directors for participation.  Our executive officer and directors have the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company.

Option Grants

No options were granted during the fiscal year ended November 30, 2010.  We have no outstanding warrants or stock options.

Director Compensation

None.

Employment Agreements

None.

Report on Repricing of Options

None.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table provides certain information regarding the ownership of our common stock, as of November 30, 2010 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

As of November 30, 2010, we had a total of 47,500,000 shares of common stock issued and outstanding.  Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below.  Except where noted, the address of all listed beneficial owners is in care of our office address.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Ummer Veedu, President, CEO, Treasurer, CFO, Principal Executive Officer and Director	Common Shares	25,000,000	52.6
Tariq Tyab, Director	Common Shares	0	0
Dr. Aslam Khan, Director	Common Shares	0	0
Mr. Afnaz Abootty Ahamed, Director	Common Shares	0	0
Jawad Qureshi, Director	Common Shares	0	0
All Officers and Directors as a Group	Common Shares	25,000,000

Changes in Control

None.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates.  If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  Ms. Clark anticipates devoting at a minimum of ten to fifteen percent of his available time to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14.  Principal Accountant Fees and Services

For the fiscal year ended November 30, 2010, we expect to incur approximately $4,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements.  For the fiscal year ended November 30, 2009, we incurred $4,000 in fees to our independent accountants.

During the fiscal year ended November 30, 2010, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

Item 15.  Exhibits

The following exhibits are being filed as part of this Annual Report on Form 10-K; all other exhibits required to be filed herein are incorporated by reference and can be found in their entirety in our original Form SB-2 registration statement filing on the SEC website at www.sec.gov.

Exhibit No.

Description

23.1

Consent of Independent Certified Public Accountants

31.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AVICENNA GLOBAL CORP.

By: /s/ Ummer Veedu
Date: March 15, 2011	Ummer Veedu
President, Chief Executive Officer
Chief Financial Officer, Director, Secretary, Treasurer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ummer Veedu	President, Chief Executive	March 15, 2011
Ummer Veedu	Officer, Chief Financial Officer, Director, Secretary, Treasurer

/s/ Tariq Tyab	Director	March 15, 2011
Tariq Tyab

/s/ Dr. Aslam Khan	Director	March 15, 2011
Dr. Aslam Khan

/s/Afnaz Abootty Ahamed	Director	March 15, 2011
Afnaz Abootty Ahamed

/s/ Jawad Qureshi
Jawad Qureshi	Director	March 15, 2011