Form 10-Q
period 2011-02-28
AVICENNA GLOBAL CORP.
filed 2011-04-19
CIK 1466827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number 333-164454

AVICENNA GLOBAL CORP.
(Exact name of registrant as specified in its charter)

N/A
(Former Name)

Nevada	80-0347923
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

No 4/1062A, Beach Road
Calicut, Kerala, India	673032
(Address of principal executive offices)	(Zip Code)

+91 495 401 4357

 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 18, 2011, the registrant’s outstanding common stock consisted of 47,500,000 shares.

AVICENNA GLOBAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements of Avicenna Global Corp. (the “Company”, “Avicenna”, “we”, “our”, “us”) follow.  All currency references in this report are in US dollars unless otherwise noted.

Avicenna Global Corp.

(A Development Stage Company)

February 28, 201

AVICENNA GLOBAL CORP.
(A Development Stage Company)

BALANCE SHEETS

	February 28, 2011	November 30, 2010
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$40,514	$114
Prepaid expenses	2,500	5,000
TOTAL ASSETS	$43,014	$5,114

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,478	$492
Advances from related party	33,915	6,085
TOTAL CURRENT LIABILITIES	$43,393	$6,577

STOCKHOLDER'S EQUITY ( DEFICIT )
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
47,530,000 and 47,500,000 shares of common stock	$47,530	$47,500
Additional paid in capital	2,378	4,280
Deficit accumulated during the development stage	(50,287)	(53,243)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(379)	$(1,463)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$43,014	$5,114

The accompanying notes are an integral part of these financial statements

AVICENNA GLOBAL CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative results
	Three months	Three months	from inception
	ended	ended	(January 29, 2009) to
	February 28, 2011	February 28, 2010	February 28, 2011
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$17,586	$-	$38,957
Professional fees	11,330	5,925	11,330
Total Expenses	$28,916	$5,925	$50,287

NET LOSS	$(28,916)	$(5,925)	$(50,287)

BASIC LOSS PER COMMON SHARE
	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC

	47,506,278	47,500,000

The accompanying notes are an integral part of these financial statements

AVICENNA GLOBAL CORP.
(A Development Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
From inception (January 29, 2009) to February 28, 2011

(Unaudited)

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total
Balance at inception - January 29, 2009			$-	$-	$-	$-

Common stock issued for cash
@ $0.0001 on May 18,2009	25,000,000	25,000	(22,500)			2,500
@ $0.005 on June 26,2009	18,000,000	18,000	(9,372)			8,628
@ $0.002 on June 20,2009	4,500,000	4,500	4,280		-	8,780
Net loss for the period from inception
to November 30, 2009					(2,570)	(2,570)

Balance, November 30, 2009	47,500,000	$47,500	$(27,592)	$-	$(2,570)	$17,338

Net loss for the period ended
November 30, 2010	-	-	-	-	(18,801)	(18,801)

Balance, November 30, 2010	47,500,000	$47,500	$(27,592)	$-	$(21,371)	$(1,463)

Common stock issued for cash
@ $1 on February 10 & 11, 2011	30,000	30	29,970			30,000
Net loss for the period ended
February 28, 2011	-	-	-	-	(28,916)	(28,916)

Balance, February 28, 2011	47,530,000	$47,530	$2,378	$-	$(50,287)	$(379)

All share amounts have been restated to reflect the 10 to 1 forward split in December 2010

The accompanying notes are an integral part of these financial statements

AVICENNA GLOBAL CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months	Three months	From inception
	ended	ended	(January 29, 2009)
	February 28, 2011	February 28, 2010	to February 28, 2011

OPERATING ACTIVITIES
Net loss	$(28,916)	$(5,925)	$(50,287)
Adjustment to reconcile net loss to net cash
used in operating activities
Increase (decrease) in prepaid expenses	2,500	-	(2,500)
Increase (decrease) in accrued expenses	$8,986	$-	$9,478

NET CASH USED BY OPERATING ACTIVITIES
	$(17,430)	$(5,925)	$(43,309)

FINANCING ACTIVITIES
Proceeds from sale of common stock	30,000	-	49,908
Advances from related party	27,830	-	33,915
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$57,830	$-	$83,823

NET INCREASE ( DECREASE) IN CASH	$40,400	$(5,925)	$40,514

CASH, BEGINNING OF PERIOD	$114	$17,673	$-

CASH, END OF PERIOD	$40,514	$(11,748)	$40,514

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$10

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

AVICENNA GLOBAL CORP.
(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

February 28, 2011

NOTE 1 –  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K of the Company’s November 30, 2010 audited financial statements.  The results of operations for the periods ended February 28, 2011 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has a working capital shortfall of $379, an accumulated deficit of $50,287 and net loss from operations since inception of $50,287.  The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing.  However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 4 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $33,915 as a loan from a related party.  The loan is payable on demand and without interest.

NOTE 5 – CAPITAL STOCK

During February 2011, a total of 30,000 common shares were issued at $1 per share for cash.

NOTE 6 – PREPAID EXPENSES

During the quarter to February 28, 2011, Company had $2,500 as  prepaid retainer of the Transfer Agent Amount of $2,500 was amortized appropriately for the quarter ended February 28, 2011.

NOTE 7 - SUBSEQUENT EVENTS

An agreement to privately place $25,000 Common Shares for $1 per share has been signed, but not yet effected.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Business Overview

Avicenna Global Corp. (“Avicenna”, “we”, “the Company”) was incorporated in the State of Nevada as Rodon, Inc as a for-profit company on January 29, 2009 and established a fiscal year end of November 30.  As at December 22, 2010, we changed its name to Avicenna Global Corp. by amending our Articles of Incorporation.  We are a development stage company as defined by FASB ASC Topic 915-205 “Development Stage Entities” whose mission is to bridge globally established solutions, technologies and services with emerging markets to improve the quality of life and living standards by collaborating with innovators and distribution channels.

We have not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.  We have no plans to change our business activities.

We have incurred losses since our inception.  We rely upon the sale of our securities to fund our operations.  We have not generated any revenues since our inception to February 28, 2011.

Avicenna has diversified interests worldwide in innovative solutions and technology in the fields of medicine, health care, information technology, engineering and industrial services.

We strive to improve the quality of life and living standards of people around the globe and especially the emerging markets.  Towards the goal we have partnered with inventors and innovaters to bring time tested and patented solutions with solid partnerships worldwide.

Liquidity and Capital Resources

As of February 28, 2011, we had cash of $40,514 and a working capital shortfall of $379.  Our accumulated deficit from inception to February 28, 2011 was $50,287.  Our net loss of $28,916 for the three months ended February 28, 2011 was mostly funded by loans and funding from related parties.  For the three months ended February 28, 2011, we raised $57,830 from financing activities, compared to $nil during the same period in 2010.  During the three months ended February 28, 2011 our cash position increased by $40,400.

We used net cash of $17,430 in operating activities for the three months ended February 28, 2011 compared to net cash of $5,925 used in operating activities for the same period in 2010.  This increase was due to increased activities.

During the three months ended February 28, 2011 our monthly cash requirement was $5,810 compared to $1,975 for the same period in 2010.  At February 28, 2011, we had cash of $40,514, which will cover our costs for almost 7 months according to our current monthly burn rate.

In the next 12 months, we do not intend to spend any substantial funds on research and development and do not intend to purchase any major equipment.

We do not anticipate any material commitments for capital expenditures in the near term.  While we continue to work towards 100% capacity, we feel that current cash on hand is sufficient to satisfy cash requirements.  If we are unable to continue to develop and implement a profitable business plan, we will be required to seek additional avenues to obtain funds necessary to sustain operations, including equity and/or debt financing.  There can be no assurance that financing will be available to us on acceptable terms, if at all.

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

Results of Operations

Revenues

We have not generated any revenues from inception (January 29, 2009) to February 28, 2011.

Net Loss

We incurred a net loss of $28,916 for the three months ended February 28, 2011 compared to our net loss of $5,925 for the three months ended February 28, 2010.  The difference for the increase was mainly due to an increase in our general and administrative costs as well as an increase in our professional fees.  Since January 29, 2009 (date of inception) to February 28, 2011, we have incurred a net loss of $50,287.

Expenses

Our total expenses for the three months ended February 28, 2011 were $28,916 compared to $5,925 for the same period in 2010.  The increase in our expenses during 2010 was attributable to an increase in our general and administrative costs as well as an increase in our professional fees.  Our general and administrative expenses increased by $17,586 from $nil for the three months ended February 28, 2010 compared to $17,586, for the three months ended February 28, 2011 because of increased activities.  Our professional fees increased by $5,405 from $5,925 for the three months ended February 28, 2010 compared to $11,330, for the three months ended February 28, 2011 because of increased activities. Our general and administrative expenses consist of professional fees, management and consulting fees, stock based compensation, bank charges, travel, meals and entertainment, rent, office maintenance, communications (cellular, internet, fax and telephone), courier, postage costs and office supplies.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of February 28, 2011, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Loss per share is computed using the weighted average number of common stock outstanding during the period.  Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period reported.  Our Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted, would have a material effect on our current financial statements.

Because we are a small, development stage company, with only one director, we have not yet appointed an audit committee or any other committee of our Board of Directors.

ITEM 4.  CONTROLS AND PROCEDURES

N/A

ITEM 4T.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Ummer Veedu, our Chief Executive Officer and Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this report and has concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls

Subsequent to the date of their evaluation, there were no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us.  None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.  Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit	Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AVICENNA GLOBAL CORP.

Date: April 19, 2011	By:	/s/ Ummer Veedu
Ummer Veedu
President, Chief Executive
Officer, Chief Financial Officer and Director