Form 10-Q
period 2011-05-31
AVICENNA GLOBAL CORP.
filed 2011-07-20
CIK 1466827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

As of July 19, 2011, the registrant’s outstanding common stock consisted of 47,530,000 shares.

AVICENNA GLOBAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited financial statements of Avicenna Global Corp. (the “Company”, “Avicenna”, “we”, “our”, “us”) follow.  All currency references in this report are in US dollars unless otherwise noted.

Avicenna Global Corp.

(A Development Stage Company)

May 31, 2011

Index

Balance Sheets

F-1

Statements of Operations

F-2

Statement of Stockholder’s Equity (Deficit)

F-3

Statements of Cash Flows

F-4

Notes to the Financial Statements

F-5

AVICENNA GLOBAL CORP.
(A Development Stage Company)

BALANCE SHEETS

	May 31, 2011	November 30, 2010
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$40,672	$114
Prepaid expenses	-	5,000
TOTAL ASSETS	$40,672	$5,114

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,339	$492
Loans from related party	63,914	6,085
TOTAL CURRENT LIABILITIES	73,253	6,577

STOCKHOLDERS' DEFICIT
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
47,530,000 and 47,500,000 shares of common stock	47,530	47,500
Additional paid in capital	2,378	4,280
Deficit accumulated during the development stage	(82,489)	(53,243)
TOTAL STOCKHOLDERS' DEFICIT	(32,581)	(1,463)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40,672	$5,114

The accompanying notes are an integral part of these financial statements

F-1

AVICENNA GLOBAL CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
	Three months	Three months	Six months	Six months	from inception
	ended	ended	ended	ended	(January 29, 2009) to
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010	May 31, 2011
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

EXPENSES

Office and general	$25,352	$-	$42,938	$5,925	$64,309
Professional fees	6,850	-	18,180	-	18,180
Total Expenses	$32,202	$-	$61,118	$5,925	$82,489

NET LOSS	$(32,202)	$-	$(61,118)	$(5,925)	$(82,489)

BASIC LOSS PER COMMON SHARE
	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC

	47,530,000	47,500,000	47,530,000	47,500,000

The accompanying notes are an integral part of these financial statements

F-2

AVICENNA GLOBAL CORP.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT
From inception (January 29, 2009) to May 31, 2011
Unaudited

					Deficit
	Common Stock				accumulated
			Additional	Share	during the
	Number of		Paid-in	Subscriptions	development
	shares	Amount	Capital	Receivable	stage	Total
Balance at inception - January 29, 2009			$-	$-	$-	$-	$-

Common stock issued for cash
@ $0.0001 on May 18,2009	25,000,000	25,000	(22,500)		-	2,500
@ $0.005 on June 26,2009	18,000,000	18,000	(9,372)		-	8,628
@ $0.002 on June 20,2009	4,500,000	4,500	4,280		-	8,780
Net loss from inception to
November 30, 2009					(2,570)	(2,570)

Balance, November 30, 2009	47,500,000	$47,500	$(27,592)	$-	$(2,570)	$17,338

Net loss for the period ended
November 30, 2010	-	-	-	-	(18,801)	(18,801)

Balance, November 30, 2010	47,500,000	$47,500	$(27,592)	$-	$(21,371)	$(1,463)

Common stock issued for cash
@ $1 on February 10 & 11, 2011	30,000	30	29,970			30,000

Net loss for the period ended
May 31, 2011	-	-	-	-	(61,118)	(61,118)

Balance, May 31, 2011	47,530,000	$47,530	$2,378	$-	$(82,489)	$(32,581)

All share amounts have been restated to reflect the 10 to 1 forward split in December 2010

The accompanying notes are an integral part of these financial statements

F-3

AVICENNA GLOBAL CORP.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
Unaudited

	Six months	Six months	Cummulative from Inception
	ended	ended	January 29, 2009 to
	May 31, 2011	May 31, 2010	May 31, 2011

OPERATING ACTIVITIES
Net loss	$(61,118)	$(5,925)	$(82,489)
Adjustment to reconcile net loss to net cash
used in operating activities
Decrease in prepaid expenses	5,000	-	-
Increase in accrued expenses	$8,848	$-	$9,339

NET CASH PROVIDED USED BY OPERATING ACTIVITIES
	$(47,272)	$(5,925)	$(73,150)

FINANCING ACTIVITIES
Proceeds from sale of common stock	30,000	-	49,908
Loan from related party	57,830	-	63,914
NET CASH PROVIDED BY FINANCING ACTIVITIES
	$87,830	$-	$113,822

NET INCREASE ( DECREASE) IN CASH	$40,558	$(5,925)	$40,672

CASH, BEGINNING OF PERIOD	$114	$17,673	$-

CASH, END OF PERIOD	$40,672	$11,748	$40,672

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

F-4

AVICENNA GLOBAL CORP.
(A Development Stage Company)
NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

May 31, 2011

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2010 audited financial statements.  The results of operations for the periods ended May 31, 2011 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $32,581, an accumulated deficit of $82,489 and net loss from operations since inception of $82,489. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The Company is funding its initial operations by way of issuing Founder’s shares.

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

NOTE 4 – LOAN PAYABLE – RELATED PARTY LOANS

The Company has received $63,914 as a loan from a related party. The loan is payable on demand and without interest.

NOTE 5 - CAPITAL STOCK

During February 2011, a total of 30,000 common shares were issued at $1 per share for cash.

NOTE 6 - PREPAID EXPENSES

During the quarter a prepaid retainer of the Transfer Agent was amortized appropriately.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no further events to disclose.

F-5

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

Business Overview

Avicenna Global Corp. (“Avicenna”, “we”, “the Company”) was incorporated in the State of Nevada as Rodon, Inc. as a for-profit company on January 29, 2009 and established a fiscal year end of November 30.  As at December 22, 2010, we changed its name to Avicenna Global Corp. by amending our Articles of Incorporation.  We are a development stage company as defined by FASB ASC Topic 915-205 “Development Stage Entities” whose mission is to bridge globally established solutions, technologies and services with emerging markets to improve the quality of life and living standards by collaborating with innovators and distribution channels.

We have not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation.  We have no plans to change our business activities.

We have incurred losses since our inception.  We rely upon the sale of our securities to fund our operations.  We have not generated any revenues since our inception to May 31, 2011.

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

Liquidity and Capital Resources

As of May 31, 2011, we had cash of $40,672 and a working capital deficit of $32,581.  Our accumulated deficit from inception to May 31, 2011 was $82,489.  Our net loss of $61,118 for the six months ended May 31, 2011 was mostly funded by loans and funding from related parties.  For the six months ended May 31, 2011, we raised $87,830 from financing activities, compared to $nil during the same period in 2010.  During the six months ended May 31, 2011 our cash position increased by $40,558.

We used net cash of $47,272 in operating activities for the six months ended May 31, 2011 compared to net cash of $5,925 used in operating activities for the same period in 2010.  This increase was due to increased activities.

During the six months ended May 31, 2011 our monthly cash requirement was $7,879 compared to $988 for the same period in 2010.  At May 31, 2011, we had cash of $40,672, which will cover our costs for at least 5 months according to our current monthly burn rate.

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

Results of Operations for the Six Months ended May 31, 2011 and from Inception (January 29, 2009) to May 31, 2011

Revenues

We have not generated any revenues from inception (January 29, 2009) to May 31, 2011.

Net Loss

We incurred a net loss of $61,118 for the six months ended May 31, 2011 compared to our net loss of $5,925 for the six months ended May 31, 2010.  The difference for the increase was mainly due to an increase in our general and administrative costs as well as an increase in our professional fees.  Since January 29, 2009 (date of inception) to May 31, 2011, we have incurred a net loss of $82,489.

Expenses

Our total expenses for the six months ended May 31, 2011 were $61,118 compared to $5,925 for the same period in 2010.  The increase in our expenses during 2010 was attributable to an increase in our general and administrative costs as well as an increase in our professional fees.  Our general and administrative expenses increased by $37,013 from $5,925 for the six months ended May 31, 2010 compared to $42,938, for the six months ended May 31, 2011 because of increased activities.  Our professional fees increased by $18,180 from $nil for the six months ended May 31, 2010 compared to $18,180, for the six months ended May 31, 2011 because of increased activities.

Results of Operations for the Three Months ended May 31, 2011

Net Loss

We incurred a net loss of $32,202 for the three months ended May 31, 2011 compared to our net loss of $nil for the three months ended May 31, 2010.  The difference for the increase was mainly due to an increase in our general and administrative costs as well as an increase in our professional fees.

Expenses

Our total expenses for the three months ended May 31, 2011 were $32,202 compared to $nil for the same period in 2010.  The increase in our expenses during 2010 was attributable to an increase in our general and administrative costs as well as an increase in our professional fees.  Our general and administrative expenses increased by $25,352 from $nil for the three months ended May 31, 2010 compared to $25,352, for the three months ended May 31, 2011 because of increased activities.  Our professional fees increased by $6,850 from $nil for the three months ended May 31, 2010 compared to $6,850, for the three months ended May 31, 2011 because of increased activities.

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

Off-Balance Sheet Arrangements

As of May 31, 2011, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

AVICENNA GLOBAL CORP.

Date: July 20, 2011	By:	/s/ Ummer Veedu
Ummer Veedu
President, Chief Executive
Officer, Chief Financial Officer and Director

